Form 10-K
period 1998-12-31
COMED FUNDING LLC
filed 1999-03-31
CIK 1066903

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1998

                               OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION I  1(a)
AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE
REDUCED DISCLOSURE FORMAT


    For the transition period from _________ to ___________

                Commission file number 333-60907



                       COMED FUNDING, LLC
     (Exact name of Registrant as specified in its charter)



      Delaware                          36-423-9488
---------------------------        ----------------------
 (State or other jurisdiction of        (IRS Employer
incorporation or organization)          Identification No.)


         10 South Dearborn St., Chicago, Illinois 60603
      (Address of principal executive offices) (Zip Code)


         Registrant's Telephone Number:  (312) 394-7937

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes     X           No _______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 29, 1999 was $0.

                     COMED FUNDING, LLC

                          FORM 10-K

         For the Fiscal Year Ended December 31, 1998

  This document contains the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for ComEd Funding, LLC.

                      TABLE OF CONTENTS

                                                  Page
                                                  ----
Definitions                                         2
Annual Report on Form 10-K for ComEd Funding, LLC:
Part I
  Item 1. Business                                  4
            ComEd Funding                           4
            Trust                                   4
  Item 2. Properties                                5
  Item 3. Legal Proceedings                         5
  Item 4. Submission of Matters to a Vote of
          Security Holders                          5
Part II
  Item 5. Market for Registrant's Common Equity
          and Related Stockholder Matters           6
  Item 6. Selected Financial Data                   7
  Item 7. Management's Discussion and Analysis
          of Financial Condition And Results of
          Operations                                8
  Item 7A.Quantitative and Qualitative Disclosures
          About Market Risk                         8
  Item 8. Financial Statements and Supplementary
          Data                                      8
  Item 9. Changes in and Disagreements with
          Accountants on Accounting And
          Financial Disclosure                      9
Part III
 Item 10. Directors and Executive Officers of
          the Registrant                            9
 Item 11. Executive Compensation                    9
 Item 12. Security Ownership of Certain Beneficial
          Owners and Management                     9
 Item 13. Certain Relationships and Related
          Transactions                              9
Part IV
 Item 14. Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                  10

                         DEFINITIONS

     The following terms are used in this report with the following meanings:

       Term                     Meaning
--------------   ------------------------------------------
Administrator/
  Servicer       ComEd

Beneficiary      Ruth Ann M. Gillis and David R.
 Trustees        Zahakaylo


ComEd Funding    ComEd Funding, LLC is a special purpose
                 Delaware limited liability corporation
                 whose sole member is ComEd

ComEd Commonwealth Edison Company, a subsidiary of Unicom

Delaware Trustee First Union Trust Company, National
                 Association, acting not in its individual capacity but solely as trustee under the Trust Agreement

DTC              The Depository Trust Company

Funding Law      The Illinois Electric Utility Transitional
                 Funding Law of 1997

ICC              Illinois Commerce Commission

IFC              Instrument Funding Charges

Notes Indenture  Indenture dated as of December 16, 1998
                 between the Trust and the Indenture
                 Trustee

Indenture        Harris Trust and Savings Bank, an Illinois
 Trustee         banking corporation

Intangible       Intangible transition property created
 Transition      pursuant to the Funding Order
 Property

Notes            Transitional Funding Trust Notes

Servicer         Responsible for Servicing, Managing and
                 Receiving IFC Payments for a Servicing Fee

Funding Order    Illinois Commerce Commission order, dated
                 July 21, 1998, issued pursuant to the
                 Funding Law, which provides, among other
                 things, for the creation of Intangible
                 Transition Property

                              2

       Term                     Meaning
---------------  -----------------------------------------
Trust            ComEd Transitional Funding
                 Trust, a Delaware business trust, whose
                 sole owner is ComEd Funding

Registration     The Registration Statement of ComEd
 Statement       Funding and the Trust on Form S-3 (No.
                 333-60907) filed with the SEC on
                 December 4, 1998, as amended

Unicom           Unicom Corporation

      ANNUAL REPORT ON FORM 10-K FOR COMED FUNDING, LLC

                           PART 1



Item 1. Business.

ComEd Funding

  ComEd Funding is a special purpose Delaware limited liability company, whose sole member is ComEd. ComEd Funding was organized on July 21, 1998 for the exclusive purposes of (a) initially owning the Intangible Transition Property, created by the Funding Order issued by the ICC,
(b) assigning all of its right, title and interest in the Intangible Transition Property and the Servicing Agreement to the Trust, (c) entering into the Servicing Agreement with ComEd, as servicer in respect of the Intangible Transition Property, and (d) engaging in only those other activities that are incidental thereto and necessary. Although ComEd owns all the equity securities of ComEd Funding, the limited liability company agreement and other organizational documents require ComEd Funding to operate in a manner such that it should not be consolidated in the bankruptcy estate of ComEd in the event ComEd becomes subject to such a proceeding. The executive offices of ComEd Funding are located at Ten South Dearborn Street, 37th Floor, Chicago, Illinois 60603, and its phone number is (312) 394-7937.


Trust

  The Trust was formed as a statutory business trust under the laws of the State of Delaware in accordance with the Trust Agreement executed by the Beneficiary Trustees and as the Delaware Trustee. The Trust is a subsidiary of ComEd
Funding. Pursuant to the terms of the Trust Agreement, the Trust was created for the specific purpose of acquiring and owning the Intangible Transition Property and other Note
Collateral, issuing and registering the Notes, pledging its interest in the Intangible Transition Property and other
Note Collateral pursuant to the terms of the Notes
Indenture, making payments on the Notes, distributing amounts released to the Trust and performing other activities that are necessary, suitable or convenient to accomplish these purposes. The Trust Agreement does not permit the Trust to engage in any activities not directly related to the Notes financing.

  The assets of the Trust consist of the Intangible
Transition Property, the other Note Collateral, and money distributed by ComEd Funding to the Delaware Trustee on behalf of the Trust to fund the Trust's capital subaccount.
See "Item 5.  Market for Registrant's Common Equity and
Related Stockholder Matters," subcaption "Use of Proceeds," for a description of the Notes issued by the Trust.

  The only material business conducted by the Trust has been the acquisition of Intangible Transition Property and the issuance on December 16, 1998 of $3.4 billion of Notes, Series 1998, Class A-1 through Class A-7, with scheduled maturities ranging from 16 months to 10 years and final maturities ranging from 3 years to 12 years. The specific interest rate and maturity of each class of the Notes is specified in Note 3 of Notes to Financial Statements.

  The Trust has no employees. It has entered into a Servicing Agreement with ComEd pursuant to which ComEd is required to service the Intangible Transition Property on behalf of the Trust. In addition, the Trust has entered into an Administration Agreement with ComEd pursuant to which ComEd performs administrative and operational duties for the Trust.


 Item 2. Properties.

       ComEd Funding and the Trust have no physical property. The Trust's primary asset is the Intangible
Transition Property, which is described more fully below.

        Pursuant to the Funding Law of 1997, the ICC issued a Funding Order in favor of ComEd Funding at the request of ComEd which provides, among other things, for the creation of Intangible Transition Property and the vesting thereof in ComEd Funding. The Intangible Transition Property created by the Funding Order, among other things, represents the right to impose and receive certain IFC's from all consumers in ComEd's service territory regardless of their electric supplier, in an aggregate amount sufficient to repay in full the Notes, fund a required overcollateralization account and pay all related costs and fees. The IFC's are nonbypassable, usage-based, per kilowatt hour charges to be imposed on designated consumers of electricity. In accordance with the Intangible Transition Property Sale Agreement between ComEd Funding and the Trust, ComEd Funding has assigned its rights in the Intangible Transition Property, the servicing agreement and certain other assets to the Trust. Accordingly, the Trust is entitled to collect IFC's until it has received amounts sufficient to retire all outstanding series of Notes, fund a required overcollateralization account and pay all related costs and fees. As of December 31, 1998, the Trust had received approximately $5.4 million from the collection of IFC's.


Item 3. Legal Proceedings.

  None.


Item 4. Submission of Matters to a Vote of Security Holders.

  Omitted pursuant to Instruction I of Form 10-K.

                           PART II



Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters.

(a) Sales of Unregistered Securities. There is no established public trading market for the common equity securities of ComEd Funding or the Trust. All of ComEd Funding's common equity is owned by ComEd. All of the Trust's common equity is owned by ComEd Funding. ComEd has made capital contributions to ComEd Funding which in turn used such proceeds to make capital contributions to the Trust. Such capital contributions have aggregated to approximately $17 million as of December 31, 1998. Such equity "purchases" were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof. ComEd Funding and the Trust have made no other sales of equity securities.

(b Dividends. The Note Indenture prohibits the Trust from making any payments, distributions or dividends to any holder of beneficial interests in the Trust in respect of such beneficial interest for any calendar month unless no event of default has occurred and is continuing thereunder and any such distributions do not cause the book value of the remaining equity in the Trust to decline below 0.50 percent ($17,000,000 at December 31, 1998) of the initial principal amount of all series of Notes then issued and outstanding. As of December 31, 1998, the Trust has not made any distributions.



(c) Use of Proceeds. The Registration Statement, registering $4 billion in an aggregate principal amount of Notes, was filed with the Securities and Exchange Commission on December 3, 1998 and declared effective on December 4, 1998. Notes in the aggregate principal amount of $3.4 billion were sold on December 11, 1998. In connection with the offering of the Notes, Goldman, Sachs & Co., Merrill Lynch & Co. and Salomon Smith Barney acted as the managing underwriters.

     The amount of each class of Notes sold and the respective sale prices to the public are shown below.

                   Principal
                   Amount          Sale Price
                   Registered       to Public
                   -----------    ------------
    Class A-1 Note $424,967,313    $424,867,573
    Class A-2 Note  425,032,687     424,940,965
    Class A-3 Note  258,860,915     258,799,436
    Class A-4 Note  421,139,085     420,923,293
    Class A-5 Note  598,510,714     598,106,001
    Class A-6 Note  761,489,286     761,119,507
    Class A-7 Note  510,000,000     509,852,610
                    ------------    ------------
                 $3,400,000,000  $3,398,609,385
                  =============    =============

    The Trust received proceeds, net of underwriting discounts and commissions, of $3,382,629,426 from the sale of the Notes. Such proceeds were used to pay
     ComEd for the assigned Intangible Transition Property from ComEd.

     From December 4, 1998 (the effective date of the Registration Statement) through December 31, 1998, the amount of expenses incurred for the account of the Trust in connection with the issuance and distribution of the Notes totaled $17.4 million in underwriting discounts and commissions and $5.9 million for other expenses, and for a total of $23.3 million of expenses. The Trust believes that these are reasonable estimates of the respective expenses incurred during this period in connection with the offer and sale of the Notes. No expenses were paid either directly or indirectly to directors, officers, or affiliates of the Trust during this period.

(d) Noteholders. As of March 29, 1999, the sole holder of the Notes was Cede & Co. as nominee of the DTC. Records provided by the DTC indicate that as of December 31, 1998, there were approximately 222 beneficial holders of the Notes. The Notes are not registered on any national securities exchange and are not traded on any established trading market.



Item 6. Selected Financial Data.

    Omitted pursuant to Instruction I of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

    The following is an analysis of the consolidated results of operations of ComEd Funding and the Trust in an abbreviated format pursuant to Instruction I of Form
     10-K.

    As discussed above under "Item 1. Business", ComEd
     Funding is a newly organized entity established in July 1998 for limited purposes. As discussed under "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters", on December 16, 1998, the Trust issued Notes in order to purchase the Intangible Transition Property, which is classified as a receivable on the financial statements included under "Item 8. Financial Statements and Supplementary Data". As the Trust is restricted by its organizational documents from engaging in activities other than those described in Item 1. "Business", income statement effects were limited primarily to income generated from the Intangible Transition Property, interest expense on the Notes and incidental investment interest income.

    In 1998, income generated from the Intangible
     Transition Property receivable was approximately $7.8
     million. The Trust also accrued approximately $7.8 million in interest expense related to the Notes.

    ComEd Funding and the Trust do not expect any material adverse impact on their financial position or results of operations as a result of any Year 2000 computer issues.


Item 7A. Quantitative and Qualitative Disclosures about
Market Risk.

     The table below provides the fair value and average interest rates for the Trust's Notes.

                Expected Maturity Date           Fair
            ------------------------------       Value
                                     There-       as of
            1999 2000 2001 2002 2003 after Total 12/31/98
            ---- ---- ---- ---- ---- ----- ----- ------
Notes
 (millions) $330 $350 $340 $340 $340 $1,700 $3,400 $3,450
  Average
  Interest
     Rate   5.4% 5.3% 5.3% 5.4% 5.4% 5.6%

Item 8. Financial Statements and Supplementary Data.

    ComEd Funding is a pass-through entity with no assets
     (other than its equity interest in the Trust) or liabilities. It does not have and will not have any income or losses other than such income or losses reported by the Trust. Expenses of the trustees of the Trust are payable by the Trust pursuant to the terms of a Fee and Indemnity Agreement. For the foregoing reasons, consolidated financial statements of ComEd Funding are being provided instead of separate financial statements for ComEd Funding and the Trust.

    The consolidated financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report (appearing after Item 14 of this report) and are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

    None.


                          PART III


Item 10. Directors and Executive Officers of the Registrant.

    Omitted pursuant to Instruction I of Form 10-K.


Item 11. Executive Compensation.

    Omitted pursuant to Instruction I of Form 10-K.


Item 12. Security Ownership of Certain Beneficial Owners and
Management.

    Omitted pursuant to Instruction I of Form 10-K.


Item 13.  Certain Relationships and Related Transactions.

    Omitted pursuant to Instruction I of Form 10-K.

                           PART IV


Item 14.  Exhibits, Financial Statement Schedules and
Reports on Form 8-K.

   (a) The following documents are filed as part of this report:

      1.  Financial Statements:
        Report of Independent Public Accountants
        Statement of Consolidated Operations and Changes in
          Member's Equity
        Consolidated Balance Sheet
        Statement of Consolidated Cash Flows
        Notes to Consolidated Financial Statements

   (b)    None

      2.  Financial Statement Schedule

        None

      3.   Exhibits

         See index to Exhibits which appears following the signature page to this report.

                         DEFINITIONS

     The following terms are used in this document with the following meanings:

       Term                      Meaning
---------------  ------------------------------------------
Administrator/
  Servicer       ComEd

Beneficiary      Ruth Ann M. Gillis and David R.
 Trustees        Zahakaylo

ComEd Funding    ComEd Funding, LLC is a special purpose
                 Delaware limited liability corporation
                 whose sole member is ComEd

ComEd Commonwealth Edison Company, a subsidiary of Unicom

Delaware Trustee First Union Trust Company, National
                 Association, acting not in its individual capacity but solely as trustee under the Trust Agreement

Funding Law      The Illinois Electric Utility Transitional
                 Funding Law of 1997

ICC              Illinois Commerce Commission

IFC              Instrument Funding Charges

Notes Indenture  Indenture dated as of December 16, 1998
                 between the Trust and the Indenture
                 Trustee

Indenture        Harris Trust and Savings Bank, an Illinois
 Trustee         banking corporation

Intangible       Intangible transition property created
 Transition      pursuant to the Funding Order
  Property

Notes            Transitional Funding Trust Notes

Servicer         Responsible for Servicing, Managing and
                 Receiving IFC Payments for a Servicing Fee

Funding Order    Illinois Commerce Commission order, dated
                 July 21, 1998, issued pursuant to the
                 Funding Law, which provides, among other
                 things, for the creation of Intangible
                 Transition Property

       Term           Meaning
-------------    -----------------------------------------
Trust            ComEd Transitional Funding
                 Trust, a Delaware business trust, whose
                 sole owner is ComEd Funding

Unicom           Unicom Corporation

                            F-2

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Management of ComEd Funding, LLC:

We have audited the accompanying consolidated balance sheet of ComEd Funding, LLC and subsidiary trust as of December 31, 1998, and the related consolidated statements of operations and changes in member's equity and cash flows for the period July 21, 1998 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ComEd Funding,LLC and subsidiary trust as of December 31, 1998, and the results of their operations and their cash flows for the period July 21, 1998 (date of inception) through December 31, 1998, in conformity with generally accepted accounting principles.





                              Arthur Andersen LLP



Chicago, Illinois
March 29, 1999

           COMED FUNDING, LLC AND SUBSIDIARY TRUST
 STATEMENT OF CONSOLIDATED OPERATIONS AND CHANGES IN MEMBER'S
                            EQUITY
      FROM INCEPTION (JULY 21, 1998) TO DECEMBER 31, 1998
                    (THOUSANDS OF DOLLARS)


Operating Revenues:
   Interest income from intangible transition
     property receivable                         $        7,774
   Other interest income                                     43
                                                     -----------
        Total operating revenues                 $        7,817
                                                     -----------
Operating Expenses:
   Interest expense                              $        7,774
   Amortization of note discounts
       and issuance costs                                   275
                                                    ------------
        Total operating expenses                 $        8,049
                                                    ------------
        Net (Loss)                               $        (232)

       Member's Equity at Inception (July
        21, 1998)                                         -

        Contributed Capital                              40,223
                                                    ------------
        Member's Equity at December 31, 1998     $       39,991
                                                    ============






    The accompanying Notes to Financial Statements are an integral part of the above statements.

      COMED FUNDING, LLC AND SUBSIDIARY TRUST
             CONSOLIDATED BALANCE SHEET
                  DECEMBER 31, 1998
                (THOUSANDS OF DOLLARS)


                     ASSETS
                 ---------------
Current Asset:
   Cash and temporary cash investments               $        5,406
   Intangible transition propety receivable                332,484
                                                      --------------
        Current asset                                $      337,890
                                                      --------------

Other Assets and Deferred Charges:
   Restricted cash                                   $       17,016
   Intangible transition property receivable              3,070,000
   Unamortized debt issuance costs                            5,771
                                                      -------------
        Noncurrent assets                           $    3,092,787
                                                      -------------
        Total Assets                                 $    3,430,677
                                                      ==============

         LIABILITIES AND MEMBER'S EQUITY
        --------------------------------
Current Liabilities:
   Current portion of long-term debt                  $     330,000
   Accrued interest                                           7,774
   Accounts payable                                              74
                                                     --------------
        Current liabilities                           $     337,848
                                                      -------------
Noncurrent Liabilities:
   Long-term debt:
     Transitional trust notes                         $   3,070,000
     Less:  Discount on notes                              (17,178)
                                                     --------------
             Long-term debt-net                       $   3,052,822
     Other                                                       16
                                                     --------------
       Total noncurrent liabilities                   $   3,052,838
                                                     --------------
Member's equity:
      Contributed capaital                                   40,223
      Retained earnings (deficit)                             (232)
                                                     --------------
      Total member's equity                           $      39,991
                                                     --------------
      Total Liabilities and Member's
        Equity                                        $   3,430,677
                                                     ==============

    The accompanying Notes to Financial Statements are an integral part of the above statements.

          COMED FUNDING, LLC AND SUBSIDARY TRUST
            STATEMENT OF CONSOLIDATED CASH FLOWS
    FROM INCEPTION (JULY 21,1998) TO DECEMBER 31, 1998
                   (THOUSANDS OF DOLLARS)


Cash Flows from Operating Activities:
Net income (loss)                                    $       (232)
Adjustment for non cash items:
   Amortization of note discount and issuance costs           275

Changes in working capital:
   Receivables                                              (2,485)
   Accrued interst payable                                   7,774
   Accounts payable                                             74
   Other                                                        16
                                                           -------
Net Cash Provided by Operating Activities             $      5,422
                                                          --------

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable               $   3,382,629
Equity contribution from member                              17,000
                                                          ---------

Cash Flows Provided by Financing Activities           $   3,399,629
                                                          ---------
Cash Flows from Investing Activities:
Purchase of note receivable                           $  (3,382,629)
Restricted funds                                            (17,016)
                                                         -----------
Net Cash Used by Investing Activities                 $  (3,399,645)
                                                         -----------
Net increase in cash and temporary cash
investments                                           $       5,406
Cash and temporary cash investments,
  beginning of period                                           -

Cash and temporary cash investments,
  end of year                                           -----------
                                                      $       5,406
                                                        ===========


The accompanying Notes to Financial Statements are an integral part of the above statements.

           COMED FUNDING, LLC AND SUBSIDIARY TRUST
            FOR THE YEAR ENDED DECEMBER 31, 1998
         Notes to Consolidated Financial Statements
        --------------------------------------------

1.Basis of Presentation
--------------------------

The consolidated financial statements include the accounts of ComEd Funding and the Trust. ComEd, a provider of electric services, is the sole member of ComEd Funding and is a subsidiary of Unicom Corporation. All significant intercompany transactions have been eliminated. ComEd Funding was organized on July 21, 1998 for the exclusive purposes of (a) initially owning the Intangible Transition Property established by the Funding Order, (b) assigning all of its right, title and interest in the Intangible Transition Property and the Serving Agreement to the Trust,
(c) entering into the Servicing Agreement with ComEd, as the servicer, in respect of the Intangible Transition Property, and (d) engaging in only those other activities that are incidental and necessary to the foregoing matters.

The Trust was formed as a statutory business trust under the laws of the State of Delaware in accordance with the Trust Agreement executed by the Beneficiary Trustees and the Delaware Trustee. The Trust is a wholly owned subsidiary of ComEd Funding. Pursuant to the terms of the Trust Agreement, the Trust was created for the specific purpose of acquiring and owning the Intangible Transition Property and other Note Collateral, issuing and registering the Notes, pledging its interest in the Intangible Transition Property and other Note Collateral pursuant to the terms of the Notes Indenture, making payments on the Notes, distributing amounts released to the Trust and performing other activities that are necessary, suitable or convenient to accomplish these purposes. The Trust Agreement does not permit the Trust to engage in any activities not directly related to the Notes financing.

ComEd Funding and the Trust are structured and are to be operated in a manner such that even in the event of bankruptcy proceedings against ComEd, the assets of ComEd
Funding and the Trust will not be consolidated into the bankruptcy estate of ComEd.

Pursuant to the Funding Law of 1997, the ICC issued on July 21, 1998 a Funding Order in favor of ComEd Funding at the request of ComEd which provides, among other things, for the creation of Intangible Transition Property and the vesting thereof in ComEd Funding. The Intangible Transition Property created by the Funding Order, among other things, represents the right to impose and receive certain IFC's from all customers in ComEd's service territory regardless of their electric supplier, in an aggregate amount sufficient to repay in full the Notes, fund a required overcollateralization account and pay all related costs and fees. The IFC's are nonbypassable, usage-based, per kilowatt hour charges to be imposed on designated consumers of electricity.

2. Summary of Accounting Policies
------------------------------------

Cash and Temporary Cash Investments

Cash and Temporary Cash Investments (stated at cost, which approximate market) include working funds and short-term investments with original maturities of three months or less.

Restricted Cash

The Notes Indenture requires the Trust to maintain funds equal to approximately 0.50% of the Notes in an account with the Indenture Trustee. These funds are to be held in reserve, used only in the event that collections of the IFC's charge provide insufficient funds to make scheduled payments on the Notes and to pay other expenses of the Trust.

Income Taxes

As a limited liability company, the member intends for ComEd Funding to be treated as a partnership for tax purposes. The member of ComEd Funding intends for the Trust, ComEd Funding and ComEd to be treated as a single entity for tax purposes. Income and losses are passed through to the member of ComEd Funding and, accordingly, no provision for income taxes has been recorded.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amount of revenues, expenses, assets and liabilities and the disclosure of contingencies. Actual results could differ from estimates.

3. Long-Term Debt
--------------------

In December 1997, the Trust issued $3.4 billion of Notes.
The Notes consist of seven classes and have scheduled maturities ranging from 16 months to 10 years and bear interest at rates ranging from 5.29% to 5.74%. The Notes are secured solely by the Intangible Transition Property
(see Note 1) and certain other assets of the Trust, and the holders of the Notes do not have any recourse to any assets or revenues of ComEd or Unicom Corporation.

Principal and interest payments on the Notes are due quarterly beginning June 1999 and will be paid from funds deposited daily with the Indenture Trustee for the Notes by ComEd as servicer of the Intangible Transition Property.
The debt service requirements include an overcollateralization amount, which will be retained for the benefit of the holders of the Notes. Any amounts not required for debt service will be returned to

ComEd Funding. Scheduled maturities and interest rates for the Notes at December 31, 1998, are as follows:

                                          Amount
                 Scheduled    Interest  (Thousands
  Class      Maturity Date    Rate      of Dollars)
-------     ---------------   --------  ----------
  A-1       March 25, 2000     5.38%  $   424,967
  A-2       June 25, 2001      5.29%      425,033
  A-3       March 25, 2002     5.34%      258,861
  A-4       June 25, 2003      5.39%      421,139
  A-5       March 25, 2005     5.44%      598,511
  A-6       June 25, 2007      5.63%      761,489
  A-7       December 5, 2008   5.74%      510,000
                                      ------------
                                       $3,400,000
Less:  Current Maturities                (330,000)
Less:  Unamortized Discount               (17,178)
                                      ------------
Total Long-Term Debt-Net                $3,052,822
                                      ============

Scheduled maturities through 2003 for the Notes outstanding at December 31, 1998 are as follows: 1999 - $330 million,
2000 - $350 million, 2001 - $340 million, 2002 - $340
million, 2003 - $340 million and $1,700 million thereafter.

The estimated fair value of the Trust's Notes at December 31, 1998 was as follows:

    Carrying   Unrealized        Fair
     Value       Losses          Value
  ----------   ----------    ------------
        (Thousands of Dollars)
 $3,382,821     $67,168        $3,449,989


4.  Significant Agreements and Related Party Transactions
----------------------------------------------------------

Under the Transition Property Servicing Agreement, ComEd, is the servicer. The servicer will be paid a quarterly servicing fee of $750,000 in consideration for billing and collecting the IFC's on behalf of the Trust, calculating the reconciliation and true-up adjustments and performing related services. Such servicing fees shall be paid to the servicer from IFC collections. The Trust accrued a total of $63,000 in servicing fees in 1998. Under an Administration Agreement, ComEd, the Administrator, is required to provide certain administrative services on behalf of the Trust, for a quarterly fee of $135,000. The Trust accrued a total of $11,000 in administrative fees in 1998. ComEd is also entitled to receive as compensation any interest earnings on the IFC's tariff collections, and any late payment charges collected from ComEd's customers prior to remittance to the Trust. Under the Indenture Trust Agreement, Harris Bank and Trust

Company, the Indenture Trustee, is responsible for authenticating and delivering the Notes to the investors.
First Union Trust Company, the Delaware Trustee, is responsible for the maintenance of all records that are necessary to form and maintain the existence of the Trust.
All fees and expenses of the Indenture Trustee and the Delaware Trustee will be paid by the Trust.

                         SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Chicago and state of Illinois on the 31st day of March, 1999.


                                   COMED FUNDING, LLC

                                By   /s/ Ruth Ann M. Gillis
                                 -----------------------------
                                         Ruth Ann M. Gillis
                                             Manager


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 1999

 Signature                             Title
 -----------------------      -----------------------------------

/s/  Ruth Ann M. Gillis      Manager (Principal Executive
-------------------------    Executive Officer)
     Ruth Ann M. Gillis

/s/  Patricia L. Kampling     Manager
--------------------------
     Patricia L. Kampling


/s/  John C. Bukovski         Manager
-------------------------
     John C. Bukovski


/s/   Andrew L. Stidd         Manager
--------------------------
      Andrew L. Stidd


/s/   Kevin P. Burns          Manager
---------------------------
      Kevin P. Burns


/s/  David R. Zahakaylo       Principal Financial and
---------------------------   Accounting Manager
     David R. Zahakaylo




[Signature page to ComEd Funding, LLC Annual Report on Form 10-K]

                      INDEX TO EXHIBITS

Exhibit
Number         Exhibit Description
--------   ----------------------------------------------
*3.1       Amended and Restated Certificate of Formation of
           the Registrant
*3.2       Amended and Restated Limited Liability Company
           Agreement of the Registrant
*4.1       Trust Agreement
*4.2       Form of Transitional Funding Trust Notes
**4.3      Indenture, dated as of December 16, 1998, between
           ComEd Transitional Funding Trust, as Note Issuer,
           and Harris Trust and Savings Bank, as Indenture
           Trustee
**10.1     Intangible Transition Property Sale Agreement dated
           as of December 16, 1998 between ComEd Funding, LLC,
           a Delaware limited liability company, and ComEd
           Transitional Funding Trust, a Delaware business
           trust.
**10.2     Agreement Relating to Grant of Intangible
           Transition Property, dated as of December 16, 1998,
           between Commonwealth Edison Company, an Illinois
           corporation, and ComEd Funding, LLC, a Delaware
           limited liability company
**10.3     Intangible Transition Property Servicing
           Agreement, dated as of December 16, 1998, between
           ComEd Funding, LLC, a Delaware limited liability
           company, and Commonwealth Edison Company, an
           Illinois corporation
**10.4     Administration Agreement, dated as of
           December 16, 1998, among Commonwealth Edison
           Company, an Illinois corporation, and ComEd
           Funding, LLC, a Delaware limited liability company,
           and ComEd Transitional Funding Trust, a Delaware
           business trust
**10.5     Remediation Agreement, dated as of
           December 16, 1998, by Commonwealth Edison Company,
           an Illinois corporation, and Harris Trust and
           Savings Bank, an Illinois corporation, not in its
           individual capacity but solely in its capacity as
           Trustee.
23.1       Consent of Arthur Andersen, LLP
27.1       Financial Data Schedule
*99.1      Application for Transitional Funding Order
*99.2      Transitional Funding Order
*99.3      Internal Revenue Service Private Letter Ruling
           pertaining to the Notes

-------------------------------
 * Incorporated by reference to Exhibit of the same number contained in the Registrant's Registration Statement on From S-3, File No. 333-60907.

**Incorporated by reference to Exhibit of the same number contained in the Registrant's Current Report on Form 8-K filed with the Commission on January 5, 1999.